Form 10-K
period 2006-12-31
HomeBanc Mortgage Trust 2006-2
filed 2007-04-02
CIK 1365047

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-129452-02

       HomeBanc Mortgage Trust 2006-2
       (exact name of issuing entity as specified in its charter)

       HMB Acceptance Corp. (depositor)
       (exact name of the registrant as specified in its charter)

       HomeBanc Corp.
       (exact name of the sponsor as specified in its charter)


  Delaware                                          20-1116280
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)




  2002 Summit Blvd.
  Suite 100
  Atlanta, Georgia                                 30319
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (404) 497-1000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            Not applicable.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Not applicable.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Not applicable.


  Item 6.  Selected Financial Data.

            Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Not applicable.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9A(T). Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            Not applicable.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            None.

  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.

            None.

  Item 1117 of Regulation AB, Legal Proceedings.

            None.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            None.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            HomeBanc Mortgage Corporation's (as subservicer) assessment of compliance with applicable servicing criteria relating to the servicing and subservicing of mortgage loans in securitization transactions completed after January 1, 2006 for the twelve months ended December 31, 2006, furnished to Item 1122 of Regulation AB, discloses that it was not in compliance with Item 1122(d)(2)(vii) and Item 1122(d)(4)(viii) servicing criteria during that reporting period. With respect to Item 1122(d)(2)(vii), the assessment of compliance indicates that HomeBanc Mortgage Corporation completed bank reconciliations within 45 days of bank statement cut-off date, consistent with Freddie Mac servicing standards. The assessment further states that HomeBanc Mortgage Corporation has modified its procedures and now completes bank reconciliations within 30 days of the bank statement cut-off date. With respect to Item 1122(d)(4)(viii), HomeBanc Mortgage Corporation's collection activities are consistent with industry standards, although HomeBanc Mortgage Corporation is aware that these activities are not fully documented in the system of record. These issues are primarily related to lack of automated notations to the system of record for certain collection activities such as late payment notices and collection calls. The assessment further states that HomeBanc Mortgage Corporation is implementing system enhancements in the second quarter of 2007 that will correct these documentation deficiencies.

            HomeBanc Corp's (as servicer) assessment of compliance identified the same items of noncompliance of HomeBanc Mortgage Corporation as its subservicer.


  Item 1123 of Regulation AB, Servicer Compliance Statement.


            The servicer compliance statements have been completed within the manner stated in the governing documents and are attached hereto under Item 15.





                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

   (4.1) Trust Agreement dated as of November 1, 2006, among HMB Acceptance
         Corp., as Depositor, Wilmington Trust Company, as Owner Trustee, and Wells Fargo Bank, N.A., as Securities Administrator (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on December 15, 2006).

   (4.2) Indenture dated as of November 1, 2006, between HomeBanc Mortgage Trust
         2006-2, as Issuer, and U.S. Bank National Association, as Indenture Trustee (incorporated herein by reference from Exhibit 4.2 of the Current Report on Form 8-K of the registrant, as filed with the Commission on December 15, 2006).

  (10.1) Transfer and Servicing Agreement dated as of November 1, 2006, among
         HomeBanc Mortgage Trust 2006-2, as Issuer, HMB Acceptance Corp., as Depositor, HomeBanc Corp., as Seller and as Servicer, Wells Fargo Bank, N.A., as Securities Administrator and as Master Servicer, and U.S. Bank National Association, as Indenture Trustee (incorporated herein by reference from Exhibit 99.2 of the Current Report on Form 8-K of the registrant, as filed with the Commission on December 15, 2006).

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) HomeBanc Corp., as Named Servicer <F1>
      b) HomeBanc Mortgage Corporation, as Sub-Servicer for HomeBanc Corp. <F1>
      c) U.S. Bank, National Association, as Custodian <F1>
      d) Wells Fargo Bank, N.A., as Master Servicer <F1>
      e) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      f) Wells Fargo Bank, N.A., as Paying Agent <F1>
      g) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomeBanc Mortgage Corporation <F1>
      h) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomeBanc Mortgage Corporation <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) HomeBanc Corp., as Named Servicer <F1>
      b) HomeBanc Mortgage Corporation, as Sub-Servicer for HomeBanc Corp. <F1>
      c) U.S. Bank, National Association, as Custodian <F1>
      d) Wells Fargo Bank, N.A., as Master Servicer <F1>
      e) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      f) Wells Fargo Bank, N.A., as Paying Agent <F1>
      g) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomeBanc Mortgage Corporation <F1>
      h) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomeBanc Mortgage Corporation <F1>


     (35) Servicer compliance statement.


      a) HomeBanc Corp., as Named Servicer <F1>
      b) HomeBanc Mortgage Corporation, as Sub-Servicer for HomeBanc Corp. <F1>
      c) U.S. Bank, National Association, as Custodian <F2>
      d) Wells Fargo Bank, N.A., as Master Servicer <F1>
      e) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      f) Wells Fargo Bank, N.A., as Paying Agent <F2>
      g) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomeBanc Mortgage Corporation <F2>
      h) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomeBanc Mortgage Corporation <F2>


   (b) Not applicable.

   (c) Not applicable.


  <F1> Filed herewith.

  <F2> The Servicing Participant of the deal is not required under
       Regulation AB to provide such documentation.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    HomeBanc Mortgage Trust 2006-2
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ William Augustin IV
    William Augustin IV, Vice President

    Date:      April 1, 2007


  Exhibit Index

  Exhibit No.

   (4.1) Trust Agreement dated as of November 1, 2006, among HMB Acceptance
         Corp., as Depositor, Wilmington Trust Company, as Owner Trustee, and Wells Fargo Bank, N.A., as Securities Administrator (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on December 15, 2006).

   (4.2) Indenture dated as of November 1, 2006, between HomeBanc Mortgage Trust
         2006-2, as Issuer, and U.S. Bank National Association, as Indenture Trustee (incorporated herein by reference from Exhibit 4.2 of the Current Report on Form 8-K of the registrant, as filed with the Commission on December 15, 2006).

  (10.1) Transfer and Servicing Agreement dated as of November 1, 2006, among
         HomeBanc Mortgage Trust 2006-2, as Issuer, HMB Acceptance Corp., as Depositor, HomeBanc Corp., as Seller and as Servicer, Wells Fargo Bank, N.A., as Securities Administrator and as Master Servicer, and U.S. Bank National Association, as Indenture Trustee (incorporated herein by reference from Exhibit 99.2 of the Current Report on Form 8-K of the registrant, as filed with the Commission on December 15, 2006).

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



      a) HomeBanc Corp., as Named Servicer
      b) HomeBanc Mortgage Corporation, as Sub-Servicer for HomeBanc Corp.
      c) U.S. Bank, National Association, as Custodian
      d) Wells Fargo Bank, N.A., as Master Servicer
      e) Wells Fargo Bank, N.A., as Securities Administrator
      f) Wells Fargo Bank, N.A., as Paying Agent
      g) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomeBanc Mortgage Corporation
      h) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomeBanc Mortgage Corporation


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) HomeBanc Corp., as Named Servicer
      b) HomeBanc Mortgage Corporation, as Sub-Servicer for HomeBanc Corp.
      c) U.S. Bank, National Association, as Custodian
      d) Wells Fargo Bank, N.A., as Master Servicer
      e) Wells Fargo Bank, N.A., as Securities Administrator
      f) Wells Fargo Bank, N.A., as Paying Agent
      g) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomeBanc Mortgage Corporation
      h) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomeBanc Mortgage Corporation


     (35) Servicer compliance statement.


      a) HomeBanc Corp., as Named Servicer
      b) HomeBanc Mortgage Corporation, as Sub-Servicer for HomeBanc Corp.
      d) Wells Fargo Bank, N.A., as Master Servicer
      e) Wells Fargo Bank, N.A., as Securities Administrator



  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, William Augustin IV, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of HomeBanc Mortgage Trust 2006-2 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     HomeBanc Corp., as Named Servicer and HomeBanc Mortgage Corporation, as Sub-Servicer for HomeBanc Corp.


     Dated:    April 1, 2007

     /s/ William Augustin IV
     Signature

     Vice President
     Title


EX-33 (a)
(logo) HOMEBANC CORP.

Assessment of Compliance with the Servicing Criteria set forth in Item 1122(d) of Regulation AB

HomeBanc Corp. ("HomeBanc") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the 12-month period ending December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include asset-backed securities transactions for which HomeBanc acted as servicer involving first lien and second lien residential mortgage loans dated on or after January 1, 2006 to and including December 31, 2006, specifically the asset-backed securities transactions set forth in Appendix B hereto (the "Platform").

HomeBanc has engaged a Subservicer to perform all of the servicing activities as of and for the period ending December 31, 2006, and HomeBanc elects not to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors' activities as set forth in Exhibit A hereto.

Except as otherwise noted in Appendix A hereto, HomeBanc used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria.

The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to HomeBanc based on the activities it performs, directly or through its Vendors, with respect to the Platform.

HomeBanc has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole, except as described on Appendix A hereto.

HomeBanc has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of December 31, 2006, and for the Reporting Period with respect to the Platform taken as a whole, except as described on Appendix A hereto.

A registered public accounting firm has issued an attestation report on HomeBanc's assessment of compliance with the applicable servicing criteria for the Reporting Period.

The Subservicer has issued an assessment of compliance with the applicable servicing criteria for the Reporting Period; and a registered public accounting firm has issued an attestation report on the Subservicer's assessment of compliance with the applicable servicing criteria for the Reporting Period.

Date: 1 March 2007
By: /s/ Debra F.Watkins
Name:  Debra F.Watkins
Title: Executive Vice President


(page)


Appendix A - 1122 Servicing Criteria Table


                                                                        Performed      Performed    Inapplicable
Reg AB                                                                  Directly By      by          Servicing       Material Non-
Reference                 Servicing Criteria                             HomeBanc     Subservicer     Criteria        Compliance
                General Servicing Considerations

1122(d)(1)(i)   Policies and procedures are instituted to monitor           X                                            None
                any performance or other triggers and events of
                default in accordance with the transaction agreements.

1122(d)(1)(ii)  If any material servicing activities are outsourced to      X              X                             None
                third parties, policies and procedures are instituted
                to monitor the third party's performance and compliance
                with such servicing activities.

1122(d)(1)(iii) Any requirements in the transaction agreements to                                        X               N/A
                maintain a back-up servicer for the Pool Assets are
                maintained.

1122(d)(1)(iv)  A fidelity bond and errors and omissions policy is in       X              X                             None
                effect on the party participating in the servicing
                function throughout the reporting period in the amount
                of coverage required by and otherwise in accordance with
                the terms of the transaction agreements.

Cash Collection and Administration

1122(d)(2)(i)   Payments on pool assets are deposited into the                         Related to    Related to
                appropriate custodial bank accounts and related bank                    accounts      accounts
                clearing accounts no more than two business days                      maintained by  maintained by       None
                following receipt, or such other number of days                           the         the Master
                specified in the transaction agreements.                               Subservicer     Servicer

1122(d)(2)(ii)  Disbursements made via wire transfer on behalf of an                   Related to    Related to
                obligor or to an investor are made only by authorized                   accounts      accounts
                personnel.                                                            maintained by  maintained by       None
                                                                                          the         the Master
                                                                                       Subservicer     Servicer

1122(d)(2)(iii) Advances of funds or guarantees regarding collections,                 Related to    Related to
                cash flows or distributions, and any interest or other                  accounts      accounts
                fees charged for such advances, are made, reviewed and                maintained by  maintained by       None
                approved as specified in the transaction agreements.                      the         the Master
                                                                                       Subservicer     Servicer

1122(d)(2)(iv)  The related accounts for the transaction, such as cash                 Related to    Related to
                reserve accounts or accounts established as a form of                   accounts      accounts
                over collateralization, are separately maintained (e.g.,              maintained by  maintained by       None
                with respect to commingling of cash) as set forth in the                  the         the Master
                transaction agreements.                                                Subservicer     Servicer



(page)


Appendix A - 1122 Servicing Criteria Table




                                                                        Performed      Performed     Inapplicable
Reg AB                                                                  Directly by      by           Servicing       Material Non-
Reference                 Servicing Criteria                             HomeBanc     Subservicer      Criteria        Compliance

1122(d)(2)(v)   Each custodial account is maintained at a federally                    Related to    Related to
                insured depository institution as set forth in the                      accounts      accounts
                transaction agreements. For purposes of this criterion,               maintained by  maintained by       None
                "federally insured depository institution" with respect                   the         the Master
                to a foreign financial institution means a foreign                     Subservicer     Servicer
                financial institution that meets the requirements of
                Rule 13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)  Unissued checks are safeguarded so as to prevent                       Related to    Related to
                unauthorized access.                                                    accounts      accounts
                                                                                      maintained by  maintained by       None
                                                                                          the         the Master
                                                                                       Subservicer     Servicer

1122(d)(2)(vii) Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including
                custodial accounts and related bank clearing accounts.                                                   Bank
                These reconciliations are (A) mathematically accurate;                                               reconciliations
                (B) prepared within 30 calendar days after the bank                    Related to    Related to      were completed
                statement cutoff date, or such other number of days                     accounts      accounts       within 45 days
                specified in the transaction agreements; (C) reviewed                 maintained by  maintained by   of the bank
                and approved by someone other than the person who                         the         the Master     statement
                prepared the reconciliation; and (D) contain explanations              Subservicer     Servicer      cutoff date,
                for reconciling items. These reconciling items are                                                   the Freddie Mac
                resolved within 90 calendar days of their original                                                   standard.
                identification, or such other number of days specified
                in the transaction agreements.

Reg AB
Reference                 Investor Remittances and Reporting

1122(d)(3)(i)   Reports to investors, including those to be filed with
                the Commission, are maintained in accordance with the
                transaction agreements and applicable Commission
                requirements. Specifically, such reports (A) are
                prepared in accordance with timeframes and other terms                 Related to   Related to
                set forth in the transaction agreements; (B) provide                    reports      reports
                information calculated in accordance with the terms                    prepared by  prepared by          None
                specified in the transaction agreements; (C) are filed                    the        the Master
                with the Commission as required by its rules and                       Subservicer   Servicer
                regulations; and (D) agree with investors' or the
                indenture trustee's records as to the total unpaid
                principal balance and number of Pool Assets serviced by
                the related Servicer.

1122(d)(3)(ii)  Amounts due to investors are allocated and remitted in                 Related to    Related to
                accordance with timeframes, distribution priority and                remittance to  remittance to        None
                other terms set forth in the transaction agreements.                   the Master    investors
                                                                                        Servicer

1122(d)(3)(iii) Disbursements made to an investor are posted within two                Related to    Related to
                business days to the related Servicer's investor records,            remittance to  remittance to        None
                or such other number of days specified in the transaction              the Master    investors
                agreements.                                                             Servicer



(page)


Appendix A - 1122 Servicing Criteria Table




                                                                        Performed      Performed     Inapplicable
Reg AB                                                                  Directly By       by          Servicing       Material Non-
Reference                 Servicing Criteria                             HomeBanc     Subservicer      Criteria        Compliance

1122(d)(3)(iv)  Amounts remitted to investors per the investor reports                 Related to     Related to
                agree with cancelled checks, or other form of payment,               remittance to   remittance to       None
                or custodial bank statements.                                          the Master     investors
                                                                                        Servicer

                      Pool Asset Administration

1122(d)(4)(i)   Collateral or security on pool assets is maintained as                 Related to     Related to
                required by the transaction agreements or related pool              collateral held  collateral not      None
                asset documents.                                                         by the       held by the
                                                                                       Subservicer    Subservicer

1122(d)(4)(ii)  Pool assets and related documents are safeguarded as                   Related to     Related to
                required by the transaction agreements                                  documents      documents         None
                                                                                       held by the    held by the
                                                                                        Servicer       Custodian

1122(d)(4)(iii) Any additions, removals or substitutions to the asset                  Related to    Related to the
                pool are made, reviewed and approved in accordance                    activities of  activities of
                with any conditions or requirements in the transaction                   the          the Master         None
                agreements.                                                            Subservicer   Servicer and/or
                                                                                                      Custodian

1122(d)(4)(iv)  Payments on pool assets, including any payoffs, made in accordance with the related pool asset documents
                are posted to the related Servicer's obligor records
                maintained no more than two business days after receipt,                   X                             None
                or such other number of days specified in the
                transaction agreements, and allocated to principal,
                interest or other items (e.g., escrow) in accordance
                with the related pool asset documents.

1122(d)(4)(v)   The related Servicer's records regarding the pool assets
                agree with the related Servicer's records with respect                     X                             None
                to an obligor's unpaid principal balance.

1122(d)(4)(vi)  Changes with respect to the terms or status of an                    Related to the  Related to the
                obligor's pool assets (e.g., loan modifications or                    activities of  activities of       None
                re-agings) are made, reviewed and approved by authorized                 the          the Master
                personnel in accordance with the transaction agreements                Subservicer     Servicer
                and related pool asset documents.

1122(d)(4)(vii) Loss mitigation or recovery actions (e.g., forbearance                Related to the Related to the
                plans, modifications and deeds in lieu of foreclosure,                activities of  activities of       None
                foreclosures and repossessions, as applicable) are                       the          the Master
                initiated, conducted and concluded in accordance with                  Subservicer     Servicer
                the timeframes or other requirements established by the
                transaction agreements.



(page)


Appendix A - 1122 Servicing Criteria Table



                                                                        Performed      Performed    Inapplicable
Reg AB                                                                  Directly By       by         Servicing       Material Non-
Reference                 Servicing Criteria                             HomeBanc     Subservicer     Criteria        Compliance

1122(d)(4)(viii) Records documenting collection efforts are maintained                                                Collection
                 during the period a pool asset is delinquent in                                                  activities related
                 accordance with the transaction agreements. Such                                                   to delinquent
                 records are maintained on at least a monthly basis,                                                mortgage loans
                 or such other period specified in the transaction                         X                        were not fully
                 agreements, and describe the entity's activities in                                               documented in the
                 monitoring delinquent pool assets including, for                                                  servicing system
                 example, phone calls, letters and payment rescheduling                                             of record. See
                 plans in cases where delinquency is deemed temporary                                                 Appendix C.
                 (e.g., illness or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates of return for
                 pool assets with variable rates are computed based on                     X                             None
                 the related pool asset documents.

1122(d)(4)(x)    Regarding any funds held in trust for an obligor (such
                 as escrow accounts): (A) such funds are analyzed, in
                 accordance with the obligor's pool asset documents,
                 on at least an annual basis, or such other period
                 specified in the transaction agreements; (B) interest
                 on such funds is paid, or credited, to obligors in                        X                             None
                 accordance with applicable pool asset documents and
                 state laws; and (C) such funds are returned to the
                 obligor within 30 calendar days of full repayment of
                 the related pool assets, or such other number of days
                 specified in the transaction agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax or
                 insurance payments) are made on or before the related
                 penalty or expiration dates, as indicated on the
                 appropriate bills or notices for such payments,                           X                             None
                 provided that such support has been received by the
                 servicer at least 30 calendar days prior to these
                 dates, or such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xii)  Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid
                 from the related Servicer's funds and not charged to                      X                             None
                 the obligor, unless the late payment was due to the
                 obligor's error or omission.

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted
                 within two business days to the obligor's records                         X                             None
                 maintained by the servicer, or such other number of
                 days specified in the transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible accounts
                 are recognized and recorded in accordance with the                        X                             None
                 transaction agreements.

1122(d)(4)(xv)   Any external enhancement or other support, identified
                 in Item 1114(a)(1) through (3) or Item 1115 of                                          X               N/A
                 Regulation AB, is maintained as set forth in the
                 transaction agreements.



(page)


Appendix B

Mortgage loans that are the subject of the following asset-backed securities transactions that occurred on or after January 1, 2006 to and including December 31, 2006:

HomeBanc Mortgage Trust 2006-1
HomeBanc Mortgage Trust 2006-2
Bear Stearns ALT-A Trust 2006-1
Bear Stearns ALT-A Trust 2006-2
Bear Stearns ALT-A Trust 2006-3
Bear Stearns ALT-A Trust 2006-5
Bear Stearns ALT-A Trust 2006-7
Bear Stearns ARM Trust 2006-4
Bear Stearns Asset Backed Securities Trust 2006-SD4
Citigroup Mortgage Loan Trust 2006-AR6
Citigroup Mortgage Loan Trust 2006-AR7
SACO I Trust 2006-9


(page)


Appendix C

Bank Reconciliations:

Bank reconciliations were completed within 45 days of bank statement cutoff date, consistent with Freddie Mac servicing standards. Bank reconciliation procedures have been modified; and reconciliations related to the Platform are now completed within 30 days of the bank statement cutoff date.

Collection Activities:

Collection activities related to delinquent mortgage loan were consistent with industry standards; however, such activities were not fully documented in the servicing system of record. These issues are primarily related to lack of notations to the servicing system of record for certain collection activities such as late payment notices and collection calls. Technology and process enhancements are expected to be implemented in the second quarter of 2007 that will correct these documentation deficiencies.





EX-33 (b)
(logo) HOMEBANC
       MORTGAGE CORPORATION


Assessment of Compliance with the Servicing Criteria set forth in Item 1122(d) of Regulation AB


HomeBanc Mortgage Corporation ("HomeBanc") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of
Item 1122 of Regulation AB, as of and for the 12-month period ending December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include asset-backed securities transactions for which HomeBanc acted as servicer or subservicer involving first lien and second lien residential mortgage loans dated on or after January 1, 2006 to and including December 31, 2006, specifically the asset-backed securities transactions set forth in Appendix B hereto (the "Platform").

HomeBanc has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the period ending December 31, 2006, and HomeBanc elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors' activities as set forth in Appendix A hereto.

HomeBanc has engaged certain other vendors (the "Other Vendors") to perform specific activities as of and for the period ending December 31, 2006, and HomeBanc elects not to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Other Vendors' activities as set forth in Exhibit A hereto.

Except as otherwise noted In Appendix A hereto, HomeBanc used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria.

The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to HomeBanc based on the activities it performs, directly or through its Vendors and Other Vendors, with respect to the Platform.

HomeBanc has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole, except as described on Appendix A hereto.

HomeBanc has not identified and is not aware of any material Instance of noncompliance by the Vendors with the applicable servicing criteria as of December 31, 2006, and for the Reporting Period with respect to the Platform taken as a whole, except as described on Appendix A hereto.

HomeBanc has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria for the period ending December 31, 2006, and for the Reporting Period with respect to the Platform taken as a whole, except as described on Appendix A hereto.


(page)


HomeBanc has not identified and is not aware of any material instance of noncompliance by the Other Vendors with the applicable servicing criteria as of December 31, 2006, and for the Reporting Period with respect to the Platform taken as a whole, except as described on Appendix A hereto.

A registered public accounting firm has issued an attestation report on HomeBanc's assessment of compliance with the applicable servicing criteria for the Reporting Period.

Each Other Vendor has issued an assessment of compliance with the applicable servicing criteria for the Reporting Period; and a registered public accounting firm has issued an attestation report on each such Other Vendors' assessment of compliance with the applicable servicing criteria for the Reporting Period.


Date: 1 March, 2007
By: /s/ Debra F. Watkins
Name:  Debra F. Watkins
Title: Executive Vice President and Chief Capital
       Markets Officer


(page)




Appendix A - 1122 Servicing Criteria Table

Reg AB                     Servicing Criteria           Performed      Performed      Performed       Inapplicable   Material Non-
Reference                                               Directly by    by Vendors     by Other        Servicing      Compliance
                                                        HomeBanc                      Vendors         Criteria

                  General Servicing Considerations

1122(d)(1)(i)    Policies and procedures are instituted     X                                                            None
                 to monitor any performance or other
                 triggers and events of default in
                 accordance with the transaction
                 agreements.

1122(d)(1)(ii)   If any material servicing activities       X                                                            None
                 are outsourced to third parties,
                 policies and procedures are instituted
                 to monitor the third party's
                 performance and compliance with such
                 servicing activities.

1122(d)(1)(iii)  Any requirements in the transaction                                                        X            N/A
                 agreements to maintain a back-up
                 servicer for the Pool Assets are
                 maintained.

1122(d)(1)(iv)   A fidelity bond and errors and             X              X              X                              None
                 omissions policy is in effect on the
                 party participating in the servicing
                 function throughout the reporting
                 period in the amount of coverage
                 required by and otherwise in
                 accordance with the terms of
                 the transaction agreements.

                   Cash Collection and Administration

1122(d)(2)(i)    Payments on pool assets are deposited  Related to     Related to                      Related to        None
                 into the appropriate custodial bank    accounts       accounts                        accounts
                 accounts and related bank clearing     maintained     maintained                      maintained
                 accounts no more than two business     by the         by the                          by the
                 days following receipt, or such other  Servicer       Servicer                        Master
                 number of days specified in the                                                       Servicer
                 transaction agreements.


1122(d)(2)(ii)   Disbursements made via wire transfer   Related to                                     Related to        None
                 on behalf of an obligor or to an       accounts                                       accounts
                 investor are made only by authorized   maintained                                     maintained
                 personnel.                             by the                                         by the
                                                        Servicer                                       Master
                                                                                                       Servicer

1122(d)(2)(iii)  Advances of funds or guarantees        Related to                                     Related to        None
                 regarding collections, cash flows or   accounts                                       accounts
                 distributions, and any interest or     maintained                                     maintained
                 other fees charged for such advances,  by the                                         by the
                 are made, reviewed and approved as     Servicer                                       Master
                 specified in the transaction                                                          Servicer
                 agreements.

1122(d)(2)(iv)   The related accounts for the           Related to                                     Related to        None
                 transaction, such as cash reserve      accounts                                       accounts
                 accounts or accounts established as a  maintained                                     maintained
                 form of over collateralization, are    by the                                         by the
                 separately maintained (e.g., with      Servicer                                       Master
                 respect to commingling of cash) as set                                                Servicer
                 forth in the transaction agreements.


(page)


Appendix A - 1122 Servicing Criteria Table

Reg AB                     Servicing Criteria           Performed      Performed      Performed        Inapplicable  Material Non-
Reference                                               Directly by    by Vendors     by Other         Servicing     Compliance
                                                        HomeBanc                      Vendors          Criteria

1122(d)(2)(v)    Each custodial account is maintained   Related to                                     Related to        None
                 at a federally insured depository      accounts                                       accounts
                 institution as set forth in the        maintained                                     maintained
                 transaction agreements. For purposes   by the                                         by the
                 of this criterion, "federally insured  Servicer                                       Master
                 depository institution" with respect                                                  Servicer
                 to a foreign financial institution
                 means a foreign financial institution
                 that meets the requirements of
                 Rule 13k-1(b)(1) of the Securities
                 Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as  Related to                                     Related to        None
                 to prevent unauthorized access.        accounts                                       accounts
                                                        maintained                                     maintained
                                                        by the                                         by the
                                                        Servicer                                       Master
                                                                                                       Servicer

1l22(d)(2)(vii)  Reconciliations are prepared on a      Related to                                     Related to    Bank
                 monthly basis for all asset-backed     accounts                                       accounts      reconciliations
                 securities related bank accounts,      maintained                                     maintained    were completed
                 including custodial accounts and       by the                                         by the        within in 45
                 related bank clearing accounts. These  Servicer                                       Master        days of the
                 reconciliations are (A) mathematically                                                Servicer      bank statement
                 accurate; (B) prepared within 30                                                                    cutoff date,
                 calendar days after the bank statement                                                              the Freddie
                 cutoff date, or such other number of                                                                Mac standard.
                 days specified in the transaction                                                                   See Appendix
                 agreements; (C) reviewed and approved                                                               C.
                 by someone other than the person who
                 prepared the reconciliation; and (D)
                 contain explanations for reconciling
                 items. These reconciling items are
                 resolved within 90 calendar days of
                 their original identification, or such
                 other number of days specified in the
                 transaction agreements.

Reg AB             Investor Remittances and Reporting
Reference

1122(d)(3)(i)    Reports to investors, including those  Related to                                     Related to        None
                 to be filed with the Commission, are   reports                                        reports
                 maintained in accordance with the      prepared                                       prepared
                 transaction agreements and applicable  by the                                         by the
                 Commission requirements. Specifically, Servicer                                       Master
                 such reports (A) are prepared in                                                      Servicer
                 accordance with timeframes and other
                 terms set forth in the transaction
                 agreements; (B) provide information
                 calculated in accordance with the
                 terms specified in the transaction
                 agreements; (C) are filed with the
                 Commission as required by its rules
                 and regulations; (D) agree with
                 investors' or the indenture trustee's
                 records as to the total unpaid
                 principle balance and number of Pool
                 Assets serviced by the related
                 Servicer.



1122(d)(3)(ii)   Amounts due to investors are allocated Related to                                     Related to        None
                 and remitted in accordance with        remittance                                     remittance to
                 timeframes, distribution priority and  to the                                         investors
                 other terms set forth in the           Master
                 transaction agreements.                Servicer


1122(d)(3)(iii)  Disbursements made to an investor are  Related to                                     Related to        None
                 posted within two business days to     remittance                                     remittance to
                 the related Servicer's investor        to the                                         investors
                 records, or such other number of days  Master
                 specified in the transaction           Servicer
                 agreements.


(page)


Appendix A - 1122 Servicing Criteria Table

Reg AB                     Servicing Criteria           Performed      Performed      Performed        Inapplicable  Material Non-
Reference                                               Directly by    by Vendors     by Other         Servicing     Compliance
                                                        HomeBanc                      Vendors          Criteria

1122(d)(3)(iv)   Amounts remitted to investors per      Related to                                     Related to        None
                 the investor reports agree with        remittance                                     remittance
                 cancelled checks, or other form of     to the Master                                  to investors
                 payment, or custodial bank statements. Servicer


                        Pool Asset Administration

1122(d)(4)(i)    Collateral or security on pool assets  Related to                                     Related to        None
                 is maintained as required by the       collateral                                     collateral
                 transaction agreements or related      held by the                                    not held by
                 pool asset documents.                  Servicer                                       the Servicer

1122(d)(4)(ii)   Pool assets and related documents      Related to                                     Related to        None
                 are safeguarded as required by the     documents                                      documents
                 transaction agreements                 held by the                                    held by the
                                                        Servicer                                       Custodian

1122(d)(4)(iii)  Any additions, removals or             Related                                        Related           None
                 substitutions to the asset pool are    to the                                         to the
                 made, reviewed and approved in         activities                                     activities
                 accordance with any conditions or      of the                                         of the Master
                 requirements in the transaction        Servicer                                       Servicer
                 agreements.                                                                           and/or
                                                                                                       Custodian

1122(d)(4)(iv)   Payments on pool assets, including         X                                                            None
                 any payoffs, made in accordance with
                 the related pool asset documents are
                 posted to the related Servicer's
                 obligor records maintained no more
                 than two business days after receipt,
                 or such other number of days specified
                 in the transaction agreements, and
                 allocated to principal, interest or
                 other items (e.g., escrow) in
                 accordance with the related pool
                 asset documents.

1122(d)(4)(v)    The related Servicer's records             X                                                            None
                 regarding the pool assets agree with
                 the related Servicer's records with
                 respect to an obligor's unpaid
                 principal balance.

1122(d)(4)(vi)   Changes with respect to the terms or   Related                                        Related           None
                 status of an obligor's pool assets     to the                                         to the
                 (e.g., loan modifications or           activities                                     activities
                 re-agings) are made, reviewed and      of the                                         of the Master
                 approved by authorized personnel in    Servicer                                       Servicer
                 accordance with the transaction
                 agreements and related pool asset
                 documents.





1122(d)(4)(vii)  Loss mitigation or recovery actions    Related                                        Related           None
                 (e.g., forbearance plans,              to the                                         to the
                 modifications and deeds in lieu of     activities                                     activities
                 foreclosure, foreclosures and          of the                                         of the Master
                 repossessions, as applicable) are      Servicer                                       Servicer
                 initiated, conducted and concluded in
                 accordance with the timeframes or
                 other requirements established by the
                 transaction agreements.


(page)


Appendix A - 1122 Servicing Criteria Table

Reg AB                     Servicing Criteria           Performed      Performed      Performed        Inapplicable  Material Non-
Reference                                               Directly by    by Vendors     by Other         Servicing     Compliance
                                                        HomeBanc                      Vendors          Criteria

1122(d)(4)(viii) Records documenting collection             X                                                        Collection
                 efforts are maintained during the                                                                   activities
                 period a pool asset is delinquent in                                                                related to
                 accordance with the transaction                                                                     delinquent
                 agreements. Such records are maintained                                                             mortgage loans
                 on at least a monthly basis, or such                                                                were not fully
                 other period specified in the                                                                       documented
                 transaction agreements, and describe                                                                in the
                 the entity's activities in monitoring                                                               servicing
                 delinquent pool assets including, for                                                               system of
                 example, phone calls, letters and                                                                   record. See
                 payment rescheduling plans in cases                                                                 Appendix C.
                 where delinquency is deemed temporary
                 (e.g., illness or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates     X                                                            None
                 of return for pool assets with variable
                 rates are computed based on the related
                 pool asset documents.

1122(d)(4)(x)    Regarding any funds held in trust for      X                                                            None
                 an obligor (such as escrow accounts):
                 (A) such funds are analyzed, in
                 accordance with the obligor's pool
                 asset documents, on at least an annual
                 basis, or such other period specified
                 in the transaction agreements;
                 (B) interest on such funds is paid, or
                 credited, to obligors in accordance
                 with applicable pool asset documents
                 and state laws; and (C) such funds are
                 returned to the obligor within 30
                 calendar days of full repayment of the
                 related pool assets, or such other
                 number of days specified in the
                 transaction agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor                                    X                              None
                 (such as tax or insurance payments) are
                 made on or before the related penalty
                 or expiration dates, as indicated on
                 the appropriate bills or notices for
                 such payments, provided that such
                 support has been received by the
                 servicer at least 30 calendar days
                 prior to these dates, or
                 such other number of days specified
                 in the transaction agreements.

1122(d)(4)(xii)  Any late payment penalties in                                            X                              None
                 connection with any payment to be made
                 on behalf of an obligor are paid from
                 the related Servicer's funds and not
                 charged to the obligor, unless the late
                 payment was due to the obligor's error
                 or omission.

1122(d)(4)(xiii) Disbursements made on behalf of an                                       X                              None
                 obligor are posted within two business
                 days to the obligor's records
                 maintained by the servicer, or such
                 other number of days specified in the
                 transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and             X                                                            None
                 uncollectible accounts are recognized
                 and recorded in accordance with the
                 transaction agreements.

1122(d)(4)(xv)   Any external enhancement or other                                                           X           None
                 support, identified in Item 1114(a)(1)
                 through (3) or Item 1115 of
                 Regulation AB, is maintained as set
                 forth in the transaction agreements.


(page)


Appendix B



Mortgage loans that are the subject of the following asset-backed securities transactions that occurred on or after January 1, 2006 to and including December 31, 2006:


HomeBanc Mortgage Trust 2006-1
HomeBanc Mortgage Trust 2006-2
Bear Stearns ALT-A Trust 2006-1
Bear Stearns ALT-A Trust 2006-2
Bear Stearns ALT-A Trust 2006-3
Bear Stearns ALT-A Trust 2006-5
Bear Stearns ALT-A Trust 2006-7
Bear Stearns ARM Trust 2006-4
Bear Stearns Asset Backed Securities Trust 2006-SD4
Citigroup Mortgage Loan Trust 2006-AR6
Citigroup Mortgage Loan Trust 2006-AR7
SACO I Trust 2006-9


(page)


Appendix C


Bank Reconciliations:

Bank reconciliations were completed within 45 days of bank statement cutoff date, consistent with Freddie Mac servicing standards. Bank reconciliation procedures have been modified; and reconciliations related to the Platform are now completed within 30 days of the bank statement cutoff date.

Collection Activities:

Collection activities related to delinquent mortgage loan were consistent with industry standards; however, such activities were not fully documented in the servicing system of record. These issues are primarily related to lack of notations to the servicing system of record for certain collection activities such as late payment notices and collection calls. Technology and process enhancements are expected to be implemented in the second quarter of 2007 that will correct these documentation deficiencies.





EX-33 (c)
Management's Assertion

Report on Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB under the Securities Exchange Act of 1934

U.S. Bank National Association ("U.S. Bank") as a party participating in the servicing function for the following transactions:

U.S. Bank Corporate Trust Asset Backed Securities Platform^1

hereby provides the following report on its assessment of compliance with the servicing criteria set forth in Item 1122 of Regulation AB applicable to it and as described on Exhibit A hereto:

1. U.S. Bank is responsible for assessing its compliance with the servicing criteria applicable to it as noted on the accompanying Exhibit A;

2. U.S. Bank used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess its compliance with the applicable servicing criteria;

3. U.S. Bank's assessment of its compliance with the applicable servicing criteria is as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report. U.S. Bank's participation in the servicing function complied in all material respects with the applicable servicing criteria.

4. Ernst & Young, a registered public accounting firm, has issued an attestation report on U.S. Bank's assessment of compliance with the applicable servicing criteria as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report.

U.S. BANK NATIONAL ASSOCIATION

/s/ Bryan R. Calder
Name: Bryan Calder
Title: Executive Vice President

Date: February 26, 2007

1 The U.S. Bank Corporate Trust ABS Platform (the "Platform") consists of the activities involved in the performance of servicing functions for publicly issued asset-backed and mortgage-backed transactions the securities of which were offered on or after January 1, 2006 and (ii) certain asset-backed transactions offered prior to January 1, 2006 for which the Issuer has voluntarily elected to make Regulation AB compliant filings under the Securities Exchange Act of 1934, as amended. The Platform does not include transactions conmprised of the repackaging of corporate debt and/or other agency securities.

(page)


EXHIBIT A to Management's Assertion




Reg AB
Reference            Servicing Criteria

                  General Servicing Considerations

1122(d)(1)(i)     Policies and procedures are instituted          Not Applicable
                  to monitor any performance or other
                  triggers and events of default in
                  accordance with the transaction
                  agreements

1122(d)(1)(ii)    If any material servicing activities
                  are outsourced to third parties, policies
                  and procedures are instituted to monitor
                  the third party's performance and
                  compliance with such servicing
                  activities


1122(d)(1)(iii)   Any requirements in the transaction             Not Applicable
                  agreements to maintain a back-up servicer
                  for the Pool Assets are maintained

1122(d)(1)(iv)    A fidelity bond and errors and
                  omissions policy is in effect on the
                  party participating in the servicing
                  function throughout the reporting period
                  in the amount of coverage required by and
                  otherwise in accordance with the terms of
                  the transaction agreements

                  Cash Collection and Administration

1122(d)(2)(i)     Payments on pool assets are deposited           Not Applicable
                  into the appropriate custodial bank
                  accounts and related bank clearing
                  accounts no more than two business days
                  following receipt or such other number
                  of days specified in the transaction
                  agreements

1122(d)(2)(ii)    Disbursements made via wire transfer on         Not Applicable
                  behalf of an obligor or to an investor are
                  made only by authorized personnel

1122(d)(2)(iii)   Advances of funds or guarantees                 Not Applicable
                  regarding collections, cash flows or
                  distributions, and any interest or other
                  fees charged for such advances, are made
                  reviewed and approved as specified in
                  the transaction agreements

1122(d)(2)(iv)    The related accounts for the                    Not Applicable
                  transaction, such as cash reserve
                  accounts or accounts established as a
                  form of over collateralization are
                  separately maintained (e.g., with respect
                  to commingling of cash) as set forth in
                  the transaction agreements

1122(d)(2)(v)     Each custodial account is maintained at         Not Applicable
                  a federally insured depository
                  institution as set forth in the
                  transaction agreements. For purposes of
                  this criterion, "federally insured
                  depository institution" with respect to a
                  foreign financial institution means a
                  foreign financial institution that meets
                  the requirements of Rule 13k-1(b)(1)
                  of the Securities Exchange Act

1122(d)(2)(vi)    Unissued checks are safeguarded so as           Not Applicable
                  to prevent unauthorized access

1122(d)(2)(vii)   Reconciliations are prepared on a               Not Applicable
                  monthly basis for all asset-backed
                  securities related bank accounts,
                  including custodial accounts and related
                  bank clearing accounts. These
                  reconciliations are (A) mathematically
                  accurate; (B) prepared within 30
                  calendar days after the bank statement
                  cutoff date, or such other number of days
                  specified in the transaction agreements;
                  (C) reviewed and approved by someone
                  other than the person who prepared the
                  reconciliation; and (D) contain
                  explanations for reconciling
                  items. These reconciling items are
                  resolved within 90 calendar days of
                  their original identification, or such
                  other number of days specified in the
                  transaction agreements

                  Investor Remittances and Reporting

1122(d)(3)(i)     Reports to investors, including those           Not Applicable
                  to be filed with the Commission are
                  maintained in accordance with the
                  transaction agreements and applicable
                  Commission requirements. Specifically,
                  such reports (A) are prepared in
                  accordance with timeframes and other
                  terms set forth in the transaction
                  agreements; (B) provide information
                  calculated in accordance with the
                  terms specified in the transaction
                  agreements; (C) are filed with the
                  Commission as required by its rules
                  and regulations; and (D) agree with
                  the investors' or trustee's records 3
                  as to the total unpaid principal
                  balance and number of Pool
                  Assets serviced by the Servicer

1


(page)



1122(d)(3)(ii)    Amounts due to investors are allocated          Not Applicable
                  and remitted in accordance with
                  timeframes, distribution priority and
                  other terms set forth in the transaction
                  agreements

1122(d)(3)(iii)   Disbursements made to an investor are           Not Applicable
                  posted within two business days to the
                  Servicer's investor records or such other
                  number of days specified in the transaction
                  agreements

1122(d)(3)(iv)    Amounts remitted to investors per the           Not Applicable
                  investor reports agree with cancelled
                  checks, or other form of payment, or
                  custodial bank statements

                  Pool Asset Administration

1122(d)(4)(i)     Collateral or security on pool assets
                  is maintained as required by the
                  transaction agreements or related pool
                  asset documents

1122(d)(4)(ii)    Pool assets and related documents are
                  safeguarded as required by the
                  transaction agreements

1122(d)(4)(iii)   Any additions, removals or
                  substitutions to the asset pool are made,
                  reviewed and approved in accordance with
                  any conditions or requirements in the
                  transaction agreements

1122(d)(4)(iv)    Payments on pool assets, including any          Not Applicable
                  payoffs, made in accordance with the related
                  pool asset documents are posted to the
                  Servicer's obligor records maintained no
                  more than two business days after
                  receipt, or such other number of days
                  specified in the transaction agreements
                  and allocated to principal, interest, or
                  other items (e.g., escrow) in accordance
                  with the related pool asset documents

1122(d)(4)(v)     The Servicer's records regarding the            Not Applicable
                  pool assets agree with the Servicer's
                  records with respect to an obligor's
                  unpaid principal balance

1122(d)(4)(vi)    Changes with respect to the terms or            Not Applicable
                  status of an obligor's pool assets (e.g.,
                  loan modifications or re-agings) are
                  made reviewed and approved by authorized
                  personnel in accordance with the
                  transaction agreements and related pool
                  asset documents

1122(d)(4)(vii)   Loss mitigation or recovery actions             Not Applicable
                  (e.g., forbearance plans, modifications
                  and deeds in lieu of foreclosure,
                  foreclosures and repossessions, as
                  applicable) are initiated, conducted and
                  concluded in accordance with
                  the timeframes or other requirements
                  established by the transaction
                  agreements

1122(d)(4)(viii)  Records documenting collection efforts          Not Applicable
                  are maintained during the period a pool
                  asset is delinquent in accordance with
                  the transaction agreements. Such records
                  are maintained on at least a monthly
                  basis or such other period specified in
                  the transaction agreements, and describe
                  the entity's activities in monitoring
                  delinquent pool assets including, for
                  example, phone calls, letters, and
                  payment rescheduling plans in cases where
                  delinquency is deemed temporary (e.g.,
                  illness or unemployment)

1122(d)(4)(ix)    Adjustments to interest rates or rates          Not Applicable
                  of return for pool assets with variable
                  rates are computed based on the related
                  pool asset documents

1122(d)(4)(x)     Regarding any funds held in trust for           Not Applicable
                  an obligor (such as escrow accounts):
                  (A) such funds are analyzed, in
                  accordance with the obligor's pool asset
                  documents, on at least an annual basis
                  or such other period specified in the
                  transaction agreements; (B) interest on
                  such funds is paid, or credited, to
                  obligors in accordance with applicable
                  pool asset documents and state laws; and
                  (C) such funds are returned to the
                  obligor within 30 calendar days of full
                  repayment of the related pool assets, or
                  such other number of days specified in
                  the transaction agreements

2


(page)





1122(d)(4)(xi)    Payments made on behalf of an obligor           Not Applicable
                  (such as tax or insurance payments) are
                  made on or before the related penalty or
                  expiration dates, as indicated on the
                  appropriate bills or notices for such
                  payments provided that such support has
                  been received by the servicer at least 30
                  calendar days prior to these dates or
                  such other number of days specified in
                  the transaction agreements

1122(d)(4)(xii)   Any late payment penalties in                   Not Applicable
                  connection with any payment to be made on
                  behalf of an obligor are paid from the
                  Servicer's funds and not charged to the
                  obligor unless the late payment was due
                  to the obligor's error or omission

1122(d)(4)(xiii)  Disbursements made on behalf of an              Not Applicable
                  obligor are posted within two business
                  days to the obligor's records maintained
                  by the servicer or such other number of
                  days specified in the transaction
                  agreements

1122(d)(4)(xiv)   Delinquencies, charge-offs, and                 Not Applicable
                  uncollectible accounts are recognized and
                  recorded in accordance with the
                  transaction agreements

1122(d)(4)(xv)    Any external enhancement or other               Not Applicable
                  support, identified in Item
                  1114(a)(1) through (3) or Item 1115 of
                  this Regulation AB is maintained as set
                  forth in the transaction agreements


3





EX-33 (d)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (e)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (f)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (g)
(logo) ZC STERLING

KEEPING YOU FIRST

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice President of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii)
are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in
Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi).


(page)


3. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

4. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).


Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By: /s/ Arthur J. Castner
       Arthur J. Castner

Title: Senior Vice President - Hazard Operations

Date: February 20, 2007

By: /s/ James P. Novak
       James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007


2


(page)


Appendix A

The following is a list of Clients serviced on the ZC Sterling Automated Tracking Solution (Tracking System) Platform:

1. Eastern Savings Bank, fsb
2. Homebanc Mortgage Corporation
3. Irwin Mortgage Corporation
4. Champion Mortgage and Key Bank USA National Association
5. Midland Mortgage Co.
6. Popular Mortgage Servicing, Inc. (f/k/a Equity One, Inc.)
7. ResMAE Mortgage Corporation and Residential Mortgage Assistance Enterprise,
LLC



3





EX-33 (h)
(logo) ZC STERLING
KEEPING YOU FIRST

ZC Real Estate
Tax Solutions Limited
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 800.962.9689
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange Commission's Regulation
AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Real Estate Tax Solutions Limited ("ZCRETS") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCRETS, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCRETS. ZCRETS has used the servicing criteria communicated to ZCRETS by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii) and
1122 (d) 4(xiii) are applicable to the activities performed by ZCRETS with respect to the Platform covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCRETS with respect to the Platform covered by this report. As a subcontractor for Servicers, ZCRETS has determined that it complied in all material respects with the servicing criteria listed below. ZCRETS engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCRETS' assessment, and E&Y has issued an attestation report on ZCRETS' assessment of compliance with the applicable servicing criteria for the Period.

1. ZCRETS maintained a fidelity bond and errors & omissions policy in effect on ZCRETS throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCRETS (1122(d)(1)(iv)).

2. To the extent that ZCRETS prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)).

3. Payments made on behalf of Servicer's obligor for real estate taxes are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCRETS (1122(d)(4)(xi).

4. Any late payment penalties in connection with any payment for real estate taxes to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCRETS' funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCRETS (1122(d)(4)(xiii)).


(page)


Sincerely,
ZC Real Estate Tax Solutions Limited

By: /s/ Mike Koepke
Mike Koepke

Title: Senior Vice President and Tax Product Line Executive

Date: March 1, 2007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: March 1, 2007


2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Tax Source (ZCTS) Real Estate Tax Outsourcing Platform (Platform) to which the criteria mentioned within the Assertion applies:

1. HomeEq Servicing Corporation
2. HomeBanc Mortgage Corporation
3. Wendover Financial Services Corporation a subsidiary of Electronic Data Services Corporation



3





EX-34 (a)
(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
HomeBanc Corp.

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that HomeBanc Corp. (the Company), complied with the servicing criteria set forth in
Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the residential mortgage loans servicing platform as of and for the year ended December 31, 2006, except for 1122 (d)(1)(iii), 1122 (d)(2)(i), 1122 (d)(2)(ii),
1122 (d)(2)(iii), 1122 (d)(2)(iv), 1122 (d)(2)(v), 1122 (d)(2)(vi), 1122
(d)(2)(vii), 1122 (d)(3)(i), 1122 (d)(3)(ii), 1122 (d)(3)(iii), 1122 (d)(3)(iv),
1122 (d)(4)(i), 1122 (d)(4)(ii), 1122 (d)(4)(iii), 1122 (d)(4)(iv), 1122
(d)(4)(v), 1122 (d)(4)(vi), 1122 (d)(4)(vii), 1122 (d)(4)(viii), 1122
(d)(4)(ix), 1122 (d)(4)(x), 1122 (d)(4)(xi), 1122 (d)(4)(xii), 1122
(d)(4)(xiii), 1122 (d)(4)(xiv) and 1122 (d)(4)(xv), which the Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report (See Appendix A). See Appendix B of management's assertion for the asset backed transactions covered by this platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the residential mortgage loans servicing platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 28, 2007

A Member Practice of Ernst & Young Global





EX-34 (b)
(logo) ERNST & YOUNG
Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215
Phone: (404) 874-8300
www.ey.com


Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
HomeBanc Corp.

We have examined management's assertion (except for Appendix C), included in the accompanying Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that HomeBanc Mortgage Corporation (the Company), a wholly owned subsidiary of HomeBanc Corp., complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the residential mortgage loans servicing platform as of and for the year ended December 31, 2006, except for 1122
(d)(1)(iii), 1122 (d)(3)(i), 1122 (d)(3)(ii), 1122 (d)(3)(iii), 1122
(d)(4)(xi), 1122 (d)(4)(xii), 1122 (d)(4)(xiii) and 1122 (d)(4)(xv), which the Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report (See Appendix A). See Appendix B of management's assertion for the asset backed transactions covered by this platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria and as permitted by the Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion, for servicing criteria 1122 (d)(2)(i), the Company has engaged various vendors to perform the activities required by this servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the applicable servicing criteria applicable to each vendor as permitted by Interpretation 17.06. As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to


(page)


(logo) ERNST & YOUNG
Ernst & Young LLP

provide reasonable assurance that the vendors' activities comply in all material respects with servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed the following material noncompliance with the servicing criteria 1122 (d)(2)(vii) and 1122 (d)(4)(viii), applicable to the Company during the year ended December 31, 2006. Certain reconciliations for asset-backed securities related bank accounts, including custodial accounts were not prepared in a timely manner (i.e., within 30 calendar days after the bank statement cutoff date), and certain delinquent loan follow up activities were not documented.

In our opinion, except for the material noncompliance described in the fourth paragraph, the Company complied, in all material respects, with the aforementioned servicing criteria as of and for the year ended December 31, 2006.


/s/ Ernst & Young LLP

February 28, 2007


Ernst & Young LLP is a member of Ernst & Young International, Ltd.





EX-34 (c)
(logo) ERNST & YOUNG

* Ernst & Young LLP
  220 South Sixth Street, Ste. 1400
  Minneapolis, MN 55402-4509

* Phone: (612) 343-1000
  www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that U.S. Bank National Association (the Company) complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the Corporate Trust Asset Backed Securities platform (the Platform) as of and for the year ended December 31, 2006, except for criteria 1122 (d)(1)(i), 1122 (d)(1)(iii), 1122 (d)(2)(i) through 1122 (d)(2)(vii), 1122 (d)(3)(i)
through 1122 (d)(3)(iv), and 1122 (d)(4)(iv) through 1122 (d)(4)(xv), which the
Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006, for the Corporate Trust Asset Backed Securities platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 26, 2007

A Member Practice of Ernst & Young Global





EX-34 (d)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (e)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (f)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (g)
(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Automated Tracking Solution (Tracking System) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the Tracking System Platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP


February 20, 2007



A Member Practice of Ernst & Young Global





EX-34 (h)
(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Real Estate Tax Solutions Limited (the Company) complied with certain servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the ZC Tax Source (ZCTS) Real Estate Tax Outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii) and
1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZCTS Platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

March 1, 2007


Ernst & Young LLP is a member of Ernst & Young International, Ltd.





EX-35 (a)
(logo) HOMEBANC CORP.

HMB Acceptance Corp. (Depositor)
2002 Summit Boulevard, Suite 100
Atlanta, GA 30319

and

Well Fargo Bank, N.A. (Master Servicer and Securities Administrator)
P.O. Box 98
Columbia, MD 21046

Re: Statement of Compliance with the Transfer and Servicing Agreement as of November 1, 2006 (the "Agreement").

We have conducted a review relating to the performance of HomeBanc Corp. (the "Company") under the terms of the Agreement related to the servicing of the Mortgage Loans by the Company during 2006. To the best of my knowledge, based on such review, which was conducted under my supervision, the Company has fulfilled its obligations under the Agreement in all material respects throughout 2006 except as noted below:

A. Bank reconciliations were completed within 45 days of the bank statement cutoff date, the Freddie Mac standard, and not within 30 days as required by
   Item 1122(d)(2)(vii) (see Appendix A).

B. Collection activities related to delinquent mortgage loans were not fully documented in the servicing system of record (see Appendix A).

Date: 1 March 2007

By: /s/ Debra F. Watkins
Name: Debra F. Watkins
Title: Executive Vice President


(page)


Appendix A


Bank Reconciliations:

Bank reconciliations were completed within 45 days of bank statement cutoff date, consistent with Freddie Mac servicing standards. Bank reconciliation procedures have been modified; and reconciliations related to the Platform are now completed within 30 days of the bank statement cutoff date.

Collection Activities:

Collection activities related to delinquent mortgage loan were consistent with industry standards; however, such activities were not fully documented in the servicing system of record. These issues are primarily related to lack of notations to the servicing system of record for certain collection activities such as late payment notices and collection calls. Technology and process enhancements are expected to be implemented in the second quarter of 2007 that will correct these documentation deficiencies.





EX-35 (b)
(logo) HOMEBANC
       MORTGAGE CORPORATION

HomeBanc Corp. (Servicer)
2002 Summit Boulevard, Suite 100
Atlanta, GA 30319

Re: Statement of Compliance with the Subservicing Agreement as of November 1, 2006 (the "Agreement").

We have conducted a review relating to the performance of HomeBanc Mortgage Corporation (the "Company") under the terms of the Agreement related to the servicing of the Mortgage Loans by the Company during 2006. To the best of my knowledge, based on such review, which was conducted under my supervision, the Company has fulfilled its obligations under the Agreement in all material respects throughout 2006 except as noted below:

A. Bank reconciliations were completed within 45 days of the bank statement cutoff date, the Freddie Mac standard, and not within 30 days as required by
   Item 1122(d)(2)(vii) (see Appendix A).

B. Collection activities related to delinquent mortgage loans were not fully documented in the servicing system of record (see Appendix A).

Date: 1 March 2007

By: /s/ Debra F. Watkins
Name: Debra F. Watkins
Title: Executive Vice President and Chief
       Capital Markets Officer


(page)


Appendix A


Bank Reconciliations:

Bank reconciliations were completed within 45 days of bank statement cutoff date, consistent with Freddie Mac servicing standards. Bank reconciliation procedures have been modified; and reconciliations related to the Platform are now completed within 30 days of the bank statement cutoff date.

Collection Activities:

Collection activities related to delinquent mortgage loan were consistent with industry standards; however, such activities were not fully documented in the servicing system of record. These issues are primarily related to lack of notations to the servicing system of record for certain collection activities such as late payment notices and collection calls. Technology and process enhancements are expected to be implemented in the second quarter of 2007 that will correct these documentation deficiencies.





EX-35 (d)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 23, 2007

HMB Acceptance Corp.

RE: Annual Statement As To Compliance for HomeBanc Mortgage Trust 2006-2

Per Section 8.02 of the Pooling and Servicing Agreement, dated as of 11/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:


(A) a review of such party's activities during the preceding calendar year or portion thereof, and of such party's performance under this Agreement has been made under such officer's supervision and

(B) to the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this Agreement in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.


Certified By:
/s/ Scott Strack
Scott Strack, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary





EX-35 (e)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 23, 2007

HMB Acceptance Corp.


RE: Annual Statement As To Compliance for HomeBanc Mortgage Trust 2006-2

Per Section 8.02 of the Pooling and Servicing Agreement, dated as of 11/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Securities Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:


(A) a review of such party's activities during the preceding calendar year or portion thereof, and of such party's performance under this Agreement has been made under such officer's supervision and

(B) to the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this Agreement in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.


Certified By:
/s/ Scott Strack
Scott Strack, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary